Form 10-K
period 1993-12-31
GRUMMAN CORP
filed 1994-03-23
CIK 44279

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended           December 31, 1993
                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
    For the transition period from                  to _________________

                   Commission File Number          1-3024

                            GRUMMAN CORPORATION
           (Exact name of Registrant as specified in its Charter)

           New York                                11-0844750
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

    Bethpage, Long Island, New York             11714-3580
(Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code (516) 575-0574 Securities registered pursuant to section 12(b) of the Act:

   Title of each class       Name of each exchange on which registered*
Common Stock, $1 Par Value            New York Stock Exchange

*Grumman Corporation common stock is also listed on the Boston, Midwest, Pacific, Philadelphia and Tokyo Stock Exchanges.

        Securities registered pursuant to Section 12(g) of the Act:

                     10-3/8% Notes due January 1, 1999
                              (Title of class)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES.  X   NO      .
   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ( )
   As of February 28, 1994, 33,935,448 shares of common stock were outstanding, and the aggregate market value at March 21, 1994 of the voting stock held by non-affiliates was approximately $2,172 million.

                    DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's 1993 Annual Report to Shareholders are incorporated by reference in Parts I and II of this Form 10-K.
   Portions of the Registrant's Schedule 14D-9 filed March 8, 1994, as amended, are incorporated by reference in Parts I and III of this Form 10-K.

                                   PART I
Item 1.  Business
   Grumman Corporation is a New York corporation organized in 1929 under the name Grumman Aircraft Engineering Corporation. The activities of Grumman Corporation and its subsidiaries (the "company" or "Grumman") are described in the following four industry segments:
         "Aerospace" - Includes the design and production of military aircraft, space systems and commercial aircraft components and subassemblies, as well as the modernization or conversion of previously completed aircraft.
         "Electronics Systems" - Includes the design, manufacture and integration of sophisticated electronics for aircraft, computerized test equipment and other defense related products, such as airborne surveillance systems.
         "Information and Other Services" - Includes electronic data processing services for affiliates and other customers as well as real estate and leasing services. It also includes technical services that help ready the space shuttle for flight, provide space station program support, service and maintain flight simulators and trainers and support Grumman aircraft.
         "Special Purpose Vehicles" - Includes fabrication of Long Life Vehicles for the U.S. Postal Service and aluminum truck bodies.

   The sales and operating income (loss) and the identifiable assets attributable to each industry segment for the three years ended December 31, 1993 are set forth in Note 13 of the Notes to Consolidated Financial Statements in the company's 1993 Annual Report to Shareholders which is incorporated herein by reference.

Aerospace

   Production contracts with the U.S. Government have included the F-14 "Tomcat" fighter, the A-6 "Intruder" attack aircraft, the EA-6B "Prowler" tactical jamming system, the E-2C "Hawkeye" early warning aircraft, and the C-2A "Greyhound" carrier on-board delivery system, of which, only the E-2C is currently in production. These aircraft systems incorporate advanced electronic detection, attack and countermeasures equipment, all-weather capability, short take-off and landing characteristics and, in the case of the F-14 fighter, a variable-sweep wing configuration. Upgraded radar packages and new power plants were incorporated into the F-14. The company also furnishes spare parts, specialized support equipment, technical manuals and data and advisory services for its past and present aircraft and space systems, and engages in modernization and conversion programs of previously completed aircraft.
                                   - 1 -





   Through 1992, the company's most important military aircraft program was the F-14D Super "Tomcat" fighter which is capable of carrying Phoenix missiles, which are long range, self-guiding, high speed missiles manufactured by Hughes Aircraft. The highly maneuverable supersonic Tomcat, with advanced radar, can track twenty-four targets simultaneously, including the low-flying cruise missile, at distances of over 100 miles, and launch its complement of six Phoenix missiles to provide air superiority. (The F-14 is the principal air superiority fighter plane presently in use by the U.S. Navy.) Sales on the F-14 program during the last three years amounted to 7% for 1993, 20% for 1992 and 23% for 1991. During 1992 and 1991 the
company delivered 10 and 14 F-14's, respectively, to the U.S. Navy. The company began deliveries of the upgraded F-14 (F-14D) in 1990. The upgrade from the F-14A to the F-14D version was accomplished in two steps. Deliveries of the interim aircraft, the F-14A+, began in 1987 and ended in 1990. This configuration of the Tomcat had the new engines, but none of the radar or avionics upgrades. The company delivered 37 F-14Ds between 1990 and 1992. The company produced 712 F-14's from 1973 to 1992.

   In November 1991, the House and Senate Authorization Committee on the Fiscal Year 1992 Defense Budget announced that its recommendation would not include funding to continue the F-14D(R) remanufacturing program. The last new F-14 was delivered in mid-1992 while the last remanufactured F-14 was delivered in 1993. In 1994 the company will deliver ten F-14 remanufacture upgrade kits.

   In September 1993, the company received a contract worth $95 million to produce 15 modification kits for an F-14A to F-14B conversion. In December 1993, the U. S. Navy awarded the company a $57 million contract for the installation of those 15 kits on F-14As that have relatively low flight hours. The modification entails the installation of more powerful engines, structural enhancements to extend the service life of the airframe, and the installation of an updated radar warning receiver system to alert pilots when potentially hostile radar is tracking their aircraft. The 1995 budget request contains $171.7 million to give the F-14 Tomcat advanced strike attack capability.

   The company was teamed with Boeing and Lockheed in competing for the A-X aircraft program, which was to be the Navy's replacement for Grumman's A-6 Intruder. Grumman, as prime, had been awarded a $30 million concept exploration contract. The Navy cancelled the A-X program during 1993 and the company subsequently announced that it could no longer support and maintain its high performance airframe design capability to the extent it has in the past.

   Sales of the A-6 "Intruder", EA-6B "Prowler" and E-2C "Hawkeye" as a percentage of the company's consolidated sales amounted to 24% for 1993, 20% for 1992 and 21% for 1991. Each of these programs has been in production for more than twenty years. The last production A-6 Intruder was delivered in January 1992. In September 1993, the U. S. Navy ordered the company to stop work immediately on all its A-6 re-wing and related programs. This cancellation followed the Pentagon's bottom-up review of the nation's defense needs.

   In 1993, six E-2C aircraft were delivered to the Navy. Two more aircraft will be delivered in 1994. The company is currently building the last E-2C at Calverton under the current Navy contract. However, in 1993 the Navy conducted a study to determine the cost effectiveness of restarting the production line in 1995 instead of updating older E-2Cs. The 1995 defense budget request includes $398 million for four new E-2s. The work would be performed in St. Augustine, Florida.

   In 1993, four E-2C aircraft were delivered to foreign countries - three to Japan and one to Egypt. In 1994, the company will deliver four E-2s to the Republic of China under a $542 million contract awarded in 1993. E-2C aircraft are now in service with four foreign countries; in addition, France, Korea, Turkey, Bahrain and Thailand have expressed interest.

   Under a U. S. Navy contract, the company has been developing the fifth generation of the EA-6B aircraft - the advanced capability (ADVCAP) Prowler. The 1995 defense budget request does not include the EA-6B ADVCAP remanufacture program due to budget constraints. The U. S. Navy issued a cancellation notice in February 1994 for the ADVCAP upgrade development program. ADVCAP is a three-part effort: the AP-1 Advanced Capability program; the Vehicle Enhancement Program (VEP), which is an improvement to the aerodynamic characteristics of the EA-6B aircraft and has been partially terminated; and the Avionics Improvement Program which has been terminated completely. The company will continue to perform some remaining work on the EA-6B ADVCAP program and will maintain the modification line to update older EA-6Bs at St. Augustine, Florida.

   The company is teamed with Gruppo Agusta of Italy to compete for a program to replace the U. S. Air Force/U. S. Navy primary training aircraft called JPATS - the Joint Primary Aircraft Training System. Seven teams are competing for the work, with the Grumman Agusta team offering the S211A - a nimble, easy-to-fly jet. The request for proposal should be released early in 1994; a winner is to be selected in 1995.

   The company is under contract to provide aircraft components and major subassemblies to other manufacturers. These contracts include the center wing section for the Boeing 767 jetliner, nacelles and thrust reversers for the Gulfstream IV and Fokker aircraft, transcowls for General Electric CF6-80C2 engines, C-17 control surfaces, and composite spoilers and inboard flaps for the new Boeing 777 airliner.

Electronics Systems

   In 1985, the U.S. Air Force awarded Grumman a $657 million contract for development of the Joint Surveillance Target Attack Radar System, known as "Joint STARS". This developmental phase, worth approximately $1 billion, concluded in November 1993 with the delivery of the first two Joint STARS prototype E-8A aircraft to the Air Force. The Air Force will use the two E-8A's for test purposes. In November 1990, the company received a $523 million follow-on contract for further full-scale development; this included the acquisition of a third Joint STARS aircraft, product improvement and logistics support. This follow-on contract, currently worth $684 million, is scheduled for completion in 1995. After a favorable review by the Defense Acquisition Board in May 1993 that approved five low rate initial production aircraft, the Air Force authorized full funding of $415 million for the initial two aircraft. The E-8C is the production configuration of Joint STARS and incorporates additional work stations and other system improvements. Joint STARS has strong potential for overseas sales, and the company is pursuing opportunities with NATO. According to present plans, a total of 19 production E-8C aircraft will be delivered to the Air Force beginning in 1995.

   Flight tests of the Joint STARS aircraft began April 1, 1988 and continued through 1990. Early in January 1991, the two Joint STARS aircraft were pulled out of development six years early and deployed to the Persian Gulf to support the combined forces in Desert Shield/Storm. Over the course of 49 consecutive all night missions, the Joint STARS successfully pinpointed enemy convoys, trucks, tanks, and Scud launchers and relayed that information to allied air and ground forces.

   In September 1991, the company and TRW Inc. teamed to compete for the U.S. Air Force's Follow-on Early Warning System (FEWS) - a space-based system that would provide tactical warning and assessment of missile launches. The company, which was to be the principal subcontractor to TRW, established a new subsidiary, Grumman Sensor Systems, Inc. for FEWS and other sensor applications. TRW has made significant investments in capital and equipment and holds a minority equity position in Grumman Sensor Systems, Inc. In July 1992, the TRW/Grumman team was awarded a $240 million demonstration/validation contract from the U. S. Air Force Space and Missile Systems Center for FEWS. In November 1993, the FEWS program received formal notification from the Air Force of a stop work order on the demonstration/validation contract. Following the cancellation of the FEWS program, the Air Force is moving forward to initiate a competitive Defense Support Program Follow-On program and cancel two or more DSP systems currently under contract. The program will be renamed ALARM (Alert, Locate and Report Missiles) with more than $1 billion in the Pentagon's 1995 thru 1999 budget.

   The company designs and produces test equipment to support its own aircraft programs, non-company programs, and government-furnished equipment systems.

   A significant program in this segment is the Integrated Family of Test Equipment, or IFTE, the Army's next generation of automatic test equipment. IFTE is used to diagnose the electronics problems of equipment in the field, depot repair centers and in the factories of weapons systems manufacturers. IFTE is adaptable to the U. S. Army's wide range of systems, eliminating the need for a separate tester for each one. Currently there are 30 different Army systems dedicated to the use of IFTE. The total Army requirement for IFTE Base Shop Test Facilities (BSTF) is over 200. The Army continues to endorse IFTE for foreign applications on proven Army systems. In 1993, there were seven system fieldings in South Korea and stateside Army bases. IFTE deliveries continued on or ahead of schedule in 1993. Major hardware deliveries included four Commercial Equivalent Equipment (CEEs), nine base station test facilities and eight portable intelligent maintained aid units.

   Under a $20 million contract, the company is upgrading eight U. S. Army Firefinder radar systems which locate hostile artillery units and direct counterfire against them. Upgrading Firefinder with digital electronics will increase the system's mobility, effective range, and threat response. The production phase is anticipated to begin in 1996 and there are major opportunities for foreign sales.

   The company is manufacturing intercom systems for combat vehicles under the Vehicular Intercommunication System (VIS) contract awarded in 1992 by the U. S. Army Communications and Electronics Command. VIS will provide the Army's combat vehicles with a highly reliable, digital-voice intercom capable of handling six radios and 10 crew stations. VIS replaces a system that has been used on Army tanks and infantry fighting vehicles for almost 40 years. The basic contract is a 20-month program slated for completion in October 1994. Under this phase, 110 VIS sets will be delivered. The Army recently exercised its option and ordered another 800 VIS units. Another 1,117 units will be installed on vehicles purchased by the Saudi Arabian National Guard. Production of this order runs through 1998.

   The company won a $118 million contract in October 1993 from the U. S. Air Force to produce an automated test system for the F-15 aircraft. The company will manufacture the testers and develop the system's software along with IBM, the principal subcontractor. The mobile, downsized system will test the F-15 avionics including armament, communications, displays, flight controls, navigation and radar. It replaces five different testers.

Information and Other Services

   The company's data systems business designs, develops, operates and supports computer systems for scientific and management information. Its services include systems integration, systems service, technical and professional services, information conversion services and training; its customers and potential customers include agencies of federal, state and local governments including among others: the U.S. Navy and Marine Corps, the Air Force, NASA, the Defense Logistics Agency and the Internal Revenue Service. Approximately 58% of the data systems revenue in 1993 was derived from work performed for other Grumman units.

   In February 1993, the company's Data Systems Division was awarded the Service Center Recognition Image Processing System (SCRIPS) contract by the Internal Revenue Service. The company is developing an image-based, forms processing, character recognition system. In January 1994, two SCRIPS systems were installed at an IRS center in Cincinnati where they are currently undergoing testing. The current contract value is approximately $27 million including engineering change proposals. If the IRS exercises the options for 10 more SCRIPS systems, the total effort could amount to over $88 million.
   NASA named the company the winner of the Space Station Program Support contract in July 1987; in March 1992 a major modification to the contract was executed restructuring the contract consistent with the restructured Space Station Freedom. However, in September 1993 NASA ordered the company to cut its work force on the space station engineering and integration contract to 60 people by December 1993 due to work authorization and funding limitations on the program. NASA has scaled back and downsized the program significantly, and awarded the management job to Boeing.

   The company is a subcontractor, under Lockheed's Shuttle Processing Contract with NASA for management and support to the Space Shuttle launch processing operation, in such areas as instrumentation, measurement and calibration. The current contract, which began in October 1983, was extended to September 1995. There is one remaining three year option period which ends in September 1998. The company is a prime contractor on the Information Systems Contract which was awarded in October 1992. This is a five year contract which extends through December 1997 and which is valued at approximately $340 million. This contract requires contractor support for all institutional computing capability at Johnson Space Center, Houston, Texas.

Special Purpose Vehicles

   In 1986, the company was awarded a $1.1 billion contract to build 99,150 Long Life Vehicles (LLV) for the U.S. Postal Service over a six year period; deliveries commenced in April 1987 and totaled 7,581 units for 1987, 18,844 in 1988, 18,950 in 1989, 19,100 in 1990, 19,608 in 1991 and 15,067 in 1992.
In September 1991, the company negotiated an agreement for a follow-on contract with the U.S. Postal Service worth over $586 million to produce an additional 43,505 Long Life Vehicles of which 4,723 and 19,881 were delivered in 1992 and 1993, respectively. The combination of the original contract and the follow-on contract will result in unit deliveries to the
U. S. Postal Service totaling 142,655 at the conclusion of the program.

   The Postal Service notified the company in September 1993 that it would not exercise contract options which could have extended production into 1996. As a result, the last 18,901 units of the 142,655 LLV units will be delivered by the end of 1994.

   The company also manufactures aluminum truck bodies which are mounted on purchased chassis and sold as delivery vans.

Company Restructure

   In January 1994, the company announced a plan to compete more effectively in the changing defense market by consolidating its facilities and restructuring its operations. Five major Long Island, New York, facilities will be closed over the next two years, and the current 15 million square feet of nationwide manufacturing, office and warehouse space will be reduced by 4.5 million square feet. Overall, the company expects to reduce operating costs by nearly $600 million over the next three years. As a result, the company took a one-time charge of $85 million ($55 million after federal income taxes or $1.60 a share) in the fourth quarter of 1993. The restructuring charge provides for equipment and inventory write-offs of approximately $60 million and plant closing costs of approximately $25 million.

Competition and Customers

   The aerospace industry is dominated by large companies, and sizable contracts are awarded by winning new design competitions against formidable opposition. Many of the company's competitors are considerably larger in terms of sales, number of employees and financial resources. Since most defense products are tailored to specific military use, the Department of Defense, as the sole customer, occupies the superior bargaining position, and there is not the usual give and take of a commercial negotiation.

   Initial procurements of military programs are the result of open competition, with the award of the prime contract made to the prospective contractor offering the best overall proposal on the basis of price and other factors. Follow-on buys of military programs in the past were usually made from the current prime contractor, but as of late the customer has increasingly resorted to competitive bids.

   The company's new strategic direction will emphasize expanding in electronic systems and surveillance integration capabilities in lieu of our traditional role as a prime airframe producer. Along with this, is our continued commitment to supporting the company's existing aircraft and winning the new J-PATS training program. The principal competition in these areas come from both traditional aircraft producers such as Northrop Corporation, Lockheed Aircraft Corporation and McDonnell Douglas Corporation and some new competitors in E-Systems, Martin Marietta Corporation and G. M. Hughes Electronics Corporation.

   Total sales to the U.S. Government and its agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) for the years ended December 31, 1993, 1992 and 1991 amounted to $2.8 billion, $3.2 billion and $3.6 billion, respectively. As a consequence of its concentration upon the U.S. Government's defense programs, the company's sales and income may be materially affected by any change in emphasis on such programs, or in any substantial change in government spending thereon.

   All U.S. Government contracts provide that they may be terminated in whole or in part for the convenience of the government. Upon any such termination, the company would be entitled to reimbursement in accordance with the formula set forth in the applicable government procurement regulations. Where the government has exercised this extraordinary right, which has occurred infrequently, the company has in the past recovered its costs together with an appropriate share of the profit or fee on the work done. For a summary of policies used by the company in accounting for inventories and sales under U.S. Government contracts, see Note 1 of the Notes to Consolidated Financial Statements in the company's 1993 Annual Report to Shareholders which has been incorporated herein by reference.

Backlog

   The backlog of potential sales under U.S. Government and commercial contracts includes those contracts that have been negotiated, whether funded or unfunded. No material portion of the company's backlog is considered to be seasonal. Fluctuations in the backlog may occur from quarter to quarter depending upon contract execution and funding dates. Approximately $3.4 billion of the backlog at December 31, 1993 represents deliveries to be made after 1994.

Backlog as of December 31,            1993          1992
                                          (In Millions)

   Aerospace                      $ 3,674        $ 4,585

   Electronics Systems              1,320            886

   Information & Other Services       764          1,575

   Special Purpose Vehicles           278            515

     Total Backlog                $ 6,036        $ 7,561

   The backlog at December 31, 1993 includes $2.8 billion of authorized but unfunded amounts as well as negotiated and priced options which have not yet been exercised.

Raw Materials and Suppliers

   All raw materials and many items of equipment and components used in the production of the company's products are purchased from outside sources. From the standpoint of aggregate cost, the most important manufactured items purchased from outside sources are electronic components and subsystems for airborne applications. While the company does not usually produce these electronic items in its capacity as systems-manager, it manages their design, testing and evaluation, and integrates these elements into a working system. The company's business is dependent upon the ability of its subcontractors to meet performance specifications, quality standards and delivery schedules. Their failure in any of these areas could have an adverse effect upon the company's business.

   Although certain priorities under U.S. Government contracts are available, it has become necessary to enter early orders for materials with long lead time requirements. The company cannot predict what the impact of any further extension of lead time requirements or of shortages or delays in delivery by suppliers may be on its business or financial requirements.

Environmental Matters

   Compliance with current provisions of Federal, State and local authorities regulating the discharge of materials into the environment is not expected to have a material effect on the company's capital expenditures, earnings and competitive position. (See Item 3. Legal Proceedings).

Commitments for Capital Expenditures

   Outstanding commitments for capital expenditures at December 31, 1993 were $23.4 million. Funds are generally committed to acquire equipment to support and develop advanced technologies and to improve manufacturing and computing capabilities. Capital expenditures are expected to be financed from internally generated funds in the foreseeable future.

Employees

   As of December 31, 1993, approximately 17,900 persons were employed by the company. The company is predominantly non-union, although approximately 300 employees in a second-tier subsidiary are covered by union contracts with expiration dates in 1995 and 1997. The company believes its employee relations are satisfactory.

Patents

   While the company owns a number of patents and has licenses under patents owned by others, it does not believe that its business would be materially affected by the expiration of any patent or termination of any patent license agreement.

   The company holds no material franchises or concessions.

Research and Development

   Research and development costs associated with government programs up to a negotiated ceiling are charged to inventory and are recorded in cost of sales when products are delivered or services performed. Costs in excess of ceiling and expenditures for commercial projects are charged against income in the year incurred. Total expenditures for research and development, bid and proposal efforts were $122.5, $132.8 and $127.5 million in 1993, 1992 and 1991, respectively.

Export Sales

   Export sales by geographic area for the three years ended December 31, 1993 are set forth in Note 13 (Segment Information) of the Notes to Consolidated Financial Statements in the company's 1993 Annual Report to Shareholders which has been incorporated herein by reference.

   In 1993 export sales generated $36.1 million of operating income and had identifiable assets, primarily including inventories and receivables, of $52.4 million at December 31, 1993.

Subsequent Events

   On March 6, 1994, the Boards of Directors of Grumman Corporation (the "company") and Martin Marietta Corporation ("Martin") approved the execution of an Agreement and Plan of Merger (the "Merger Agreement"), by and among the company, Martin, and MMC Acquisition Corp., a wholly-owned subsidiary of Martin ("MMC"). The Merger Agreement, which was subsequently executed by the company, Martin and MMC, provides for the commencement of a cash tender offer, by MMC, for the purchase of all outstanding shares of Common Stock (including the associated Rights) of the company, at $55.00 net per share. The Merger Agreement further provides, among other things, that subject to the terms and conditions thereof, as soon as practicable after the consummation of the tender offer, and the approval and adoption of the Merger Agreement by the shareholders of the company, MMC will be merged into and with the company, with the company being the corporation surviving the merger.

   On March 8, 1994, Martin and MMC commenced the tender offer by filing their Schedule 14D-1, Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the Securities and Exchange Commission (the "Commission"). Pursuant to the Offer to Purchase contained within such Schedule 14D-1, the tender offer will expire at 12:00 Midnight, New York City time, on Monday April 4, 1994, unless the offer is extended. The tender offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the tender offer, shares of Common Stock (including the associated Rights) of the company representing not less than 2/3 of the total number of shares outstanding on a fully diluted basis.

   Also on March 8, 1994, the company filed its Schedule 14D-9,
Solicitation/Recommendation Statement pursuant to Section 14(d)(4) of the Exchange Act, with the Commission. Such Schedule 14D-9, as amended, is incorporated herein by reference.

   On March 10, 1994, Northrop Corporation ("Northrop") announced that it would, on March 14, 1994, commence a cash tender offer for all shares of Common Stock of the company, at $60 per share. Northrop also stated that its Board of Directors had authorized it to enter into a tender offer/merger agreement with the company on substantially identical terms as those agreed upon by the company and Martin.

   On March 14, 1994, Northrop and Northrop Acquisition Inc. ("NAI"), a wholly-owned subsidiary of Northrop, filed a Schedule 14D-1 with the Commission, commencing a cash tender offer by NAI for the purchase of all outstanding shares of Common Stock (including the associated Rights) of the company, at $60.00 net per share. Pursuant to the Offer to Purchase contained within such Schedule 14D-1, the tender offer will expire at 12:00 Midnight, New York City time, on April 8, 1994, unless the offer is extended. The tender offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the tender offer, shares of Common Stock of the company representing not less than 2/3 of the total number of shares outstanding on a fully diluted basis.

Item 2.  Properties

   The company's principal properties are located at Bethpage and Calverton, Long Island, New York. These properties include operating facilities and airfields. The company's executive offices are located in Bethpage. The company also owns and leases facilities at a number of other locations.

   The following table sets forth information by business segment, as to the company's principal operating properties as of December 31, 1993, with an indication of the areas involved and the character of the company's interest therein:

                           Company        Leased       Government
                          Owned (1)     From Others      Owned
                        Floor  Land    Floor  Land    Floor Land
                        Area   Area    Area   Area    Area  Area
                        (2)   (Acres)   (2)  (Acres)  (2)   (Acres)

Aerospace

 Long Island area -
  N.Y.                 4,208    517      469         2,678  3,053
 Georgia                 507    162       60
 Florida                 474     57      857   742
 Maryland                384     79        6
 Various other states    277     35      452    26      34

Electronics Systems

 Long Island area - N.Y. 356     86      124
 Florida                                 565    49
 Louisiana                             1,234   167
 Various other states    107     18      149

Information & Other Services

 Long Island area - N.Y. 840    234      232     4
 Florida                                 183    33       2
 Virginia                                364
 Texas                                   218    15
 Various other states     62     37      332    98

Special Purpose Vehicles

 Long Island area - N.Y.                  13
 Pennsylvania            286     45       57     3
 Michigan                340    119
 Various other states    400    110        2

(1) Including buildings constructed by Grumman upon land held under long-term leases.

(2) Square feet rounded to nearest thousand.

   The government-owned property at Calverton, Long Island, New York which includes a plant, airfield and hangars, is leased under a rental agreement with the United States Government. The aggregate rental paid by the company for calendar year 1993 was $4,608,000.

   The government-owned plants at Bethpage and a substantial amount of government-owned machinery and equipment, located principally at Bethpage and Calverton, are furnished rent-free under a Facilities Management Contract for use in the performance of government contracts. These facilities may also be used in the performance of non-government work subject to government approval and the payment of rent. The Facilities Management Contract is subject to termination at the government's convenience.

   The company's facilities are well maintained, in good operating condition and suitable for the purposes for which they are utilized. In general, due to the current economic environment in the defense industry resulting from reduced budgets, the company has excess production and administrative facilities. The company is aggressively taking appropriate action to eliminate this condition by reducing leased facilities and marketing and/or developing its excess owned land and buildings.

   In connection with the consolidation of its facilities, the company anticipates reducing its total floor space approximately 30 percent by 1997.

Item 3.  Legal Proceedings

   There are pending litigations related to matters which are in the ordinary course of the company's business activities. See Note 12 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, which has been incorporated herein by reference from the company's 1993 Annual Report to Shareholders.

   Currently, there are five waste disposal sites where the company has been named either as a potentially responsible party or an owner/operator of the site by a cognizant governmental agency for the cleanup of hazardous materials previously placed there either directly or through an agent and where the cost of remediation or settlement could reasonably exceed $100,000 in amount. In addition, the company on its own initiative undertook an investigation and potential remediation of another second-tier subsidiary's facility; the company has voluntarily submitted this remediation plan to the cognizant state agency for its review and approval. Environmental costs incurred are generally allowable under terms of existing U. S. Government procurement regulations and are reflected in the prices of the company's products and services. However, it is unknown at this time what the ultimate financial impact of these environmental matters on the company will be but it is not expected to have a material adverse effect on the company's financial position.

   In another matter, Registrant's second-tier subsidiary, Grumman
St. Augustine Corporation, was the named defendant in a civil action filed in the Federal District Court for the Middle District of Florida in 1991 by the United States of America, at the request of the United States Environmental Protection Agency, and subsequently entered into a Consent Decree which resulted in final dismissal of the suit on May 15, 1993. The Consent Decree was subsequently declared final on July 20, 1993.

   As a Government contractor, the company is, from time to time, subject to U.S. Government investigations of business practices and cost classifications from which legal and/or administrative proceedings could result. Under current government procurement regulations, a contractor can be fined as well as be suspended or debarred from eligibility to receive further Government contracts based upon the results of such investigations. However, the company is not aware of any Government investigation, the outcome of which would have a material adverse effect on the company's financial position.

   Four putative class actions have been filed in Supreme Court of the State of New York, County of Nassau, on behalf of the company's shareholders, alleging causes of action arising out of the proposed acquisition of the company by Martin Marietta Corporation ("Martin") (see Item 1, "Subsequent Events"). The four actions are described in the company's Schedule 14D-9, as amended, filed with the Securities and Exchange Commission in connection with such proposed acquisition and incorporated herein by reference.
Further developments in connection with such actions will be described, as appropriate, in subsequent amendments to such Schedule 14D-9.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the company's Shareholders during the fourth quarter of the year ended December 31, 1993.


Item 4a.  Executive Officers of the Registrant, as of March 1, 1994

   The name, age, offices and positions held for the last five years of the company's executive officers are as follows:

                                                                  Age at
          Name, Offices and Positions                         March 1, 1994

Renso L. Caporali--Chairman of the Board and Chief                  60
 Executive Officer since July 1990; President's title included during the period July 1990 through January 1991;
 Vice Chairman-Corporate Technology, August 1988 through
 June 1990.

Robert J. Myers--President and Chief Operating Officer              59
 since January 1991; President-Grumman Data Systems
 Division 1986-1990.

                                                                 Age at
        Name, Offices and Positions                          March 1, 1994

 J. Robert Anderson--Vice Chairman and Chief Financial               57
  Officer since July 1991; Vice Chairman, Chief Financial
  Officer and Chief Administrative Officer-Bridgestone/Firestone,
  Inc., 1989-1991; Senior Vice President and Chief Financial
  Officer-Firestone Tire & Rubber Company, 1983-1989.

 Jacob J. Bussolini, Jr.--Senior Vice President-Strategic            58
  and Technology Planning since January 1993; Vice President-
  Strategic Planning 1991-1992; Vice President-Business Operations, 1990-1991; Vice President-Business Operations with the Corporate Services Division, 1985-1990.

 Steven Dely--Senior Vice President-Executive Staff and              50
  Corporate Secretary since January 1993; Vice President-
  Executive Staff, 1991-1992; Vice President and Assistant to the President and Chairman of the Board, 1986-1991.

 Thomas J. Kane, Jr.--Senior Vice President-Business                 60
  Development since January 1991; Senior Vice President-
  Business Development of Grumman Aircraft Systems
  Division,1988-1990.

 Richard G. Anderson--Vice President and Chief                       59
  Technical Officer since October 1990; Vice President-
  Technology Development, 1988-1990.

 Edward Balinsky--Vice President-Mergers and                         64
  Acquisitions since July 1989; President of Grumman
  Credit Corporation, 1983-1989.

 Nat P. Busi--Vice President and Controller since July               64
  1978.

* Joseph A. DiGiacomo--Vice President-Finance of the                 59
  Grumman Data Systems Division since April 1991; Vice
  President-Controller, 1987-1991 of the Grumman Data
  Systems Division.

 Howard J. Dunn, Jr.--Vice President-Audit and Ethics                63
  since February 1991; Vice President-Audit, 1979-1991.

 Robert E. Foster--Vice President--Human Resources                   62
  since January 1993; Director of Human Resources with
  Corporate Operations, 1987-1993.

 Thomas L. Genovese--Vice President and General                      58
  Counsel since January 1981.

                                                                 Age at
        Name, Offices and Positions                          March 1, 1994

 Robert P. Harwood--Vice President-Public Affairs                  49
  since January 1991; Director of Investor and Public
  Relations, 1986-1990.

 Michael C. Kerby--Vice President, Washington                      57
  Operations since April 1991; Vice Commander-In-Chief,
  Pacific Air Forces, (USAF), Hickam AFB, Hawaii,
  1988-1991.

 Thomas J. McKee--Vice President-Government Relations,             45
  Washington Operations since June 1991; Vice President,
  Development, Washington Operations, 1988-1991.

 William D. Rizzardi--Vice President-Information                   51
  Resource Management since September 1991; Vice
  President-Intercorporate Computer Services with the
  Grumman Data Systems Division, 1987-1991.

*Frank J. Rizzo--Vice President and Controller of                  60
  Grumman Allied Group since 1991; Controller of Allied
  Division, 1986-1991.

*Leonard Rothenberg--President of the Grumman Allied               53
  Group since January 1991; President of the Allied
  Division, 1988-1991.

*Gerald H. Sandler--President of the Grumman Data                  59
  Systems and Services Group since January 1991; Senior
  Vice President of the Data Systems Division, 1985-1990.

 Robert Simon--Vice President-Corporate Procurement                61
  since January 1991; Vice President-Corporate Procurement with the Corporate Services Division, 1985-1990.

*Michael N. Solomita--Vice President and Controller-               59
  Aerospace and Electronics Group since January 1993;
  Vice President-Finance of the Aircraft Systems Division,
  1990-1992; Assistant Treasurer-Accounting of the Grumman
  Aerospace Corporation, 1983-1990.

 Fred L. Thompson--Vice President-Total Quality since              51
  October 1993; Director-Total Quality for Monsanto Chemical
  Company, 1987-1993.

*Albert Verderosa--President-Aerospace & Electronics               61
  Group since January 1993; President-Space & Electronics
  Group, 1991-1992; President of the Grumman Melbourne
  Systems Division, 1985-1991.

                                                                 Age at
        Name, Offices and Positions                          March 1, 1994

 William Wachino, Jr.--Treasurer since February 1991;              52
  Assistant Treasurer, 1978-1991.

*Joseph Wilson, Jr.--Senior Vice President-Aerospace &             53
  Electronics Group since January 1993; Senior Vice
  President-Business and Financial Management of the Grumman Aircraft Systems Division, 1991-1992;
  Vice President-Business and Financial Management of the Aircraft Systems Division, 1990-1991; Corporate
  Director-Business Management, 1989-1990; Corporate Director-
  Contracts, 1985-1989.

*Officers of operating units who are deemed to be executives of the registrant in accordance with Section 16 of the 1934 Securities Exchange Act.

   There are no family relationships, as defined, between any of the above officers. No officer of the company was selected as an officer pursuant to any arrangement or understanding between him and any other person. The executive officers serve for one-year terms and stand for election annually at the Board of Directors' meeting which follows (usually on the same day) the Annual Meeting of Shareholders.


                                  PART II

   The following table indexes all of the Part II items to those pages which have been incorporated herein by reference from the Registrant's 1993 Annual Report to Shareholders.
                                                    Page Numbers-
     Part II                                      Registrant's 1993
      Item                                        Annual Report to
       No.      Description                         Shareholders

        5       Market for the Registrant's Common
                Stock and Related Stockholder Matters   32 & 53

        6       Selected Financial Data                 50 - 51

        7       Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                              27 - 30

        8       Financial Statements and Supplementary
                Data                                    31 - 48

        9       Disagreements on Accounting and Financial
                Disclosure - not applicable                -

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

   See Item 4a of Part I for the required information regarding the Registrant's executive officers.

   The information required by Item 10 concerning the Registrant's directors is contained in Annex I to Registrant's Schedule 14D-9 filed
March 8, 1994, as amended, and is incorporated herein by reference.

Item 11.  Executive Compensation

   The information required by Item 11 is contained in the section entitled "Compensation Committee Report on Executive Compensation" in Annex I to Registrant's Schedule 14D-9 filed March 8, 1994, as amended, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Record Owners" in Annex I to Registrant's Schedule 14D-9 filed
March 8, 1994, as amended, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         NOT APPLICABLE


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     1.   Consolidated Financial Statements

        The following consolidated financial statements of Grumman Corporation and its subsidiaries are included in Part II, Item 8 and have been incorporated by reference from the Registrant's 1993 Annual Report to Shareholders, pages 33 through 49, inclusive:

     Consolidated Statement of Income - Years Ended December 31, 1993,
      1992 and 1991

     Consolidated Balance Sheet - December 31, 1993 and 1992

     Consolidated Statement of Common Shareholders' Equity - Years
      Ended December 31, 1993, 1992 and 1991

     Consolidated Statement of Cash Flows - Years Ended December 31, 1993,
      1992 and 1991

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     Subsequent events - Reference is made to the subsequent events section of Item 1 and Item 3, Legal Proceedings, for information concerning events which have occurred after the preparation of the Registrant's 1993 Annual Report to Shareholders.

     2. Financial Statement Schedules

        Selected Quarterly Financial Data - for the years ended
   December 31, 1993 and 1992 is included in Part II, Item 8 and has been incorporated by Reference from the Registrant's 1993 Annual Report to Shareholders, pages 31 and 32.

                                                         PAGE

     Report of Independent Public Accountants             21

     Schedule IX - Short-term Borrowings                  22

     Schedule X -  Supplementary Income Statement         23
        Information

     3. Exhibits Index

        The following exhibits marked (*) are incorporated by reference in this Form 10-K:

*Exhibit 2    Company's Schedule 14D-9 - Solicitation/Recommendation
              Statement Pursuant to Section 14(d)(4) of the Securities
              Exchange Act of 1934 filed on March 8, 1994, as amended.

*Exhibit 3    Corporation's By-Laws as amended, (filed as Exhibit 1 to
              Registrant's Form 8-K dated January 9, 1987).

 *Exhibit 4
        (a) Form of Indenture dated as of January 1, 1989 with respect to the 10 3/8% Notes due January 1, 1999 (filed as Exhibit 4(a) to Registrant's Registration Statement on Form S-3 Commission File number 33-25760).

        (b) Restated Credit Agreement dated February 26, 1993 that provides a revolving facility of up to $200 million during the three-year period ending February 25, 1996 and a short-term credit facility effective April 1, 1993, expiring on March 30, 1994, which will provides an additional $100 million (filed as Exhibit 19 to the Registrant's Form 10-K for the year ended December 31, 1992).

*Exhibit 10
        (a) Grumman Corporation 1981 Stock Option Plan (filed on September 23, 1981 as Exhibit 15(a) to Registrant's Form S-8, Commission file number 2-72447).

        (b) Grumman Corporation's 1990 Stock Option Plan (filed on August 28, 1990 as Exhibit 4(a) to Registrant's Form S-8, Commission file number 33-36587).

        (c) Grumman Corporation Restricted Stock Award Plan (filed as Exhibit A to Registrant's Proxy Statement dated April 12, 1978 and amended by resolution contained in Registrant's Proxy Statement dated March 11, 1988 and adopted by the shareholders on April 21, 1988).

        (d) Grumman Corporation Management Incentive Plan as Amended (filed as Exhibit 10 (III) to Registrant's Form 10-K for the year ended December 31, 1980).

        (e) Grumman Corporation Long-Term Incentive Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 6, 1992 and adopted by the shareholders on April 16, 1992).

 Exhibit 11 Computation of Earnings Per Share, Years Ended December 31, 1993, 1992 and 1991.

 Exhibit 13 Grumman Corporation 1993 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. All other data appearing in the Annual Report is furnished for the information of the Commission and is not deemed filed as part of this Form 10-K.

 Exhibit 21   Subsidiaries of the Registrant

 Exhibit 23   Consent of Independent Public Accountants

 Exhibit 24   Powers of Attorney

 Exhibit 99 Undertakings; to be incorporated by reference into Form S-8 Registration Statements Nos. 2-76690, 2-77047, 2-72447 and 33-36587.

 (b)  Reports on Form 8-K during the quarter ended December 31, 1993:
              NONE

                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Grumman Corporation
                                            (Registrant)


                                    By    /s/ Nat P. Busi
                                            Nat P. Busi
                                       Vice President & Controller
                                       Principal Accounting Officer

March 23, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date set forth above.

   Signature                                Title

Renso L. Caporali *              Chairman of the Board, Chief
                                  Executive Officer, and Director

Robert J. Myers *                President, Chief Operating
                                  Officer and Director

J. Robert Anderson *             Vice Chairman, Chief Financial
                                  Officer and Director

Kenneth S. Axelson *             Director

Lucy Wilson Benson *             Director

Richard Dulude *                 Director

Victor Hao Li *                  Director

Charles Marshall *               Director

James F. Orr III *               Director

John T. Sargent *                Director

Eddie N. Williams *              Director


*By        /s/Nat P. Busi
   (Nat P. Busi, Attorney-in Fact)

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of

  Directors of Grumman Corporation:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Grumman Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules on pages 22 and 23 herein are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









                                                       ARTHUR ANDERSEN & CO.
New York, N.Y.
January 20, 1994

                                     SHORT-TERM BORROWINGS
                              GRUMMAN CORPORATION AND SUBSIDIARIES
                                          SCHEDULE IX
                                DECEMBER 31, 1993, 1992 AND 1991
                                     (Dollars in Thousands)

                                               Maximum           Average        Weighted              Weighted
Category of                      Weighted       Amount           Amount          Average
 Aggregate          Balance      Average      Outstanding      Outstanding    Interest Rate
Short-term         At End of     Interest     During the       During the      During the
Borrowings (F1)      Period         Rate       Period (F2)      Period (F2)     Period (F3)

December 31, 1993:

  Short-term
   credit line       $  -0-        N/A         $  -0-           $  -0-           N/A


December 31, 1992:

  Short-term
   credit line       $  -0-        N/A         $  -0-           $  -0-           N/A


December 31, 1991:

  Short-term
   credit line       $  -0-        N/A         $ 83,000         $ 21,600         8.54%

     (F1) On February 26, 1993 Grumman and a group of banks entered into a restated Credit
     Agreement that provides a revolving facility of up to $200,000 during the three-year period ending February 25, 1996; a short-term credit facility with the same group of banks effective April 1, 1993, expiring on March 30, 1994, which provides an additional $100,000 upon covenants and conditions substantially identical to those of the revolving facility.

     (F2) Based on month-end balances.

     (F3) Applicable short-term interest divided by the composite weighted monthly average of outstanding short-term borrowings.


                                - 22 -








[TEXT]
                    GRUMMAN CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 SCHEDULE X

                YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                           (Dollars in Thousands)




                                       Year Ended December 31,
                                 1993         1992         1991

Maintenance and repairs      $ 60,160     $ 70,334     $ 81,024




   Expenditures for royalties, advertising, charges for amortization of intangible assets, preoperating costs and similar deferrals, and taxes, other than payroll and income taxes, were each less than one percent of total revenues for 1993, 1992 and 1991.

                                                        EXHIBIT 11

                    GRUMMAN CORPORATION AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
              (Dollars in Thousands, Except Per Share Amounts)

                                     Year Ended December 31,
                             1993           1992        1991

Net income from continuing
 operations               $    65,507  $   119,861  $    95,171

Less:  preferred stock
 dividends                        -          2,515        3,623

Net income from continuing
 operations for computation
 of primary earnings per share 65,507      117,346       91,548

Adjustment for dividends, and
 interest expense on convertible
 debentures, net of federal
 income taxes                      39        3,056        3,057

Net income from continuing
 operations for computation of
 fully diluted earnings per
 share                    $    65,546  $   120,402  $    94,605

Income (loss) from discontinued
 operations               $    (6,700) $   (45,035) $     4,166

Cumulative effect of change in
 accounting for postretirement
 benefits                  $       -   $  (198,000) $         -

Net income (loss) for
 computation of primary
 earnings per share       $    58,807  $  (125,689) $    95,714

Net income (loss) for computation
 of fully diluted earnings
 per share                $    58,846  $  (122,633) $    98,771

Average shares outstanding 34,041,036   33,469,292   33,223,481

Common share equivalents      386,469      193,384       60,244

Primary shares and common
 share equivalents         34,427,505   33,662,676   33,283,725

Additional shares not deemed
 common share equivalents
 (principally convertible
  securities)                 754,646    1,524,236    1,468,255

Fully diluted shares       35,182,151   35,186,912   34,751,980

                                                       EXHIBIT 11


                    GRUMMAN CORPORATION AND SUBSIDIARIES

                     COMPUTATION OF EARNINGS PER SHARE

              (Dollars in Thousands, Except Per Share Amounts)

                                (Continued)


                                         Year Ended December 31,
                                 1993          1992          1991

Earnings (loss) per common share:
  Primary
    Income (loss) from
     continuing operations       $1.90        $ 3.49        $2.75
    Income (loss) from
     discontinued operations      (.19)        (1.34)         .13
    Cumulative effect of
     accounting change              -          (5.88)         -
    Net income (loss)            $1.71        $(3.73)       $2.88

  Fully Diluted
    Income (loss) from
     continuing operations       $1.86        $ 3.42        $2.72
    Income (loss) from
     discontinued operations      (.19)        (1.28)         .12
    Cumulative effect of
     accounting change              -          (5.63)         -
    Net income (loss)            $1.67        $(3.49)       $2.84




                                                         EXHIBIT 21

                    GRUMMAN CORPORATION AND SUBSIDIARIES

                       SUBSIDIARIES OF THE REGISTRANT


                                                       State
                                                    Incorporated


Subsidiaries of the Registrant:
   Grumman Aerospace Corporation                      New York
   Grumman Allied Industries, Inc.                    New York
   Grumman Data Systems Corporation                   Delaware


   Subsidiaries not listed, considered in the aggregate, do not constitute a significant subsidiary.

                                                     EXHIBIT 23










                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



      As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 20, 1994 included in Grumman Corporation's 1993 Annual Report to Shareholders and incorporated by reference in this Form 10-K for the year ended December 31, 1993, and of our report dated January 20, 1994, which is included in this Form 10-K, into the company's previously filed Registration Statements File Nos. 2-76690, 2-77047, 2-72447 and 33-36587.









                                                     ARTHUR ANDERSEN & CO.
New York, N.Y.
March 23, 1994

                                                     EXHIBIT 24




                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Renso L. Caporali
                                         Renso L. Caporali
                                      Chairman of the Board,
                                     Chief Executive Officer
                                          and Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Robert J. Myers
                                         Robert J. Myers
                                    President, Chief Operating
                                       Officer and Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                        /s/ J. Robert Anderson
                                         J. Robert Anderson
                                    Vice Chairman, Chief Financial
                                         Officer and Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Kenneth S. Axelson
                                         Kenneth S. Axelson
                                              Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Lucy Wilson Benson
                                         Lucy Wilson Benson
                                              Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Richard Dulude
                                         Richard Dulude
                                            Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                        /s/ Victor Hao Li
                                         Victor Hao Li
                                           Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Charles Marshall
                                         Charles Marshall
                                             Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ James F. Orr III
                                         James F. Orr III
                                             Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                        /s/ John T. Sargent
                                         John T. Sargent
                                            Director







                            GRUMMAN CORPORATION


                             POWER OF ATTORNEY




   WHEREAS, Grumman Corporation (the "Company") intends to file with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   NOW THEREFORE, the undersigned, in his capacity as a director or officer, or both, of Grumman Corporation, hereby appoints Renso L. Caporali, J. Robert Anderson and Nat P. Busi, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director, officer, or both of Grumman Corporation, said Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.

   IN WITNESS WHEREOF, the undersigned has executed this instrument this 17th day of March, 1994.







                                       /s/ Eddie N. Williams
                                         Eddie N. Williams
                                             Director


                                                       EXHIBIT 99


                    GRUMMAN CORPORATION AND SUBSIDIARIES

   TO BE INCORPORATED BY REFERENCE INTO FORM S-8 REGISTRATION STATEMENTS
                NOS. 2-76690, 2-77047, 2-72447 and 33-36587


                                UNDERTAKINGS


(a)  The undersigned registrant hereby undertakes:

     (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

       (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;
       (ii) To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;
      (iii) To include any material with respect to the plan of distribution not previously disclosed in the registration statement of any material change to such information in the registration statement;

   Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

     (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

     (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

(b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.


                                   - 27 -





(f) Employee plans on Form S-8

     (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to shareholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

     (2) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as shareholders of the registrant, at the time and in the manner such material is sent to its shareholders, copies of all reports, proxy statements and other communications distributed to its shareholders generally.

     (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request, a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to shareholders delivered pursuant to paragraph
(1) or (2) of this undertaking, additional delivery shall not be required.

   Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter had been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



                                   - 28 -