Form 10-Q
period 1994-03-31
GRUMMAN CORP
filed 1994-05-13
CIK 44279

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



                               FORM 10-Q



       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    March 31, 1994

                                  OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


                     Commission file number 1-3024


                          GRUMMAN CORPORATION
        (Exact name of Registrant as specified in its Charter)


           NEW YORK                             11-0844750
(State or other jurisdiction of               (I.R.S Employer
incorporation or organization)               Identification No.)



                 Bethpage, Long Island, New York 11714
               (Address of principal executive offices)



          Registrant's telephone number, including area code
                            (516) 575-0574

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No____

Number of shares of Common Stock Outstanding at April 30, 1994 - 34,348,621


                     PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                 GRUMMAN CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                              (In Thousands Except
                                               Per Share Amounts)
                                           Three Months Ended March 31,
                                                 1994          1993

Revenue
  Sales                                        $637,994      $864,577
  Other Income                                    6,161         7,194
                                                644,155       871,771
Costs and Expenses
  Cost of sales                                 564,348       781,528
  Selling, administrative and other              27,213        27,776
  Interest                                        7,056        11,147

                                                598,617       820,451

Income before merger related costs               45,538        51,320
  Merger related costs                           60,000             -

Income (loss) before income taxes               (14,462)       51,320

Provision (credit) for federal income
  taxes                                          (5,100)       17,100

Net income (loss) from continuing
  operations                                     (9,362)       34,220

Income (loss) from discontinued
  operations                                          -        (6,700)

  Net Income (loss)                            $ (9,362)     $ 27,520

Primary earnings (loss) per share:
 Continuing operations                            $(.27)        $1.00
 Discontinued operations                              -          (.19)

Net income (loss)                                 $(.27)        $ .81

Cash Dividends per Share of
  Common Stock                                    $ .30         $ .25

The accompanying notes are an integral part of these financial statements.






                                                                      1
                 GRUMMAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET


                                                   (In Thousands)
                                              March 31,    December 31,
                                                1994           1993
                                             (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                  $  286,939    $  346,090
  Marketable securities                          27,819        18,034
  Accounts receivable                           557,260       518,731
  Inventories, less progress payments           517,630       499,436
  Prepaid expenses                               54,222        40,992
      Total current assets                    1,443,870     1,423,283

Property, Plant and Equipment,
  less accumulated depreciation                 364,179       372,723

Non-Current Assets
  Deferred income taxes                         111,774       120,028
  Long-term receivables                          11,771         6,009
  Investments                                    52,107        52,505
  Other                                          50,358        49,901
                                                226,010       228,443


      Total                                  $2,034,059    $2,024,449

Liabilities and Shareholders' Equity

Current Liabilities

  Short-term debt                            $    6,716    $    6,571
  Accounts payable                              144,968       147,576
  Wages and employee benefits payable           169,142        90,229
  Income taxes                                   74,680        88,932
  Advances and deposits                          70,615        95,340
  Other current liabilities                     112,826        89,699

      Total current liabilities                 578,947       518,347

Long-Term Debt                                  241,093       243,106
Liability for retiree health benefits           301,252       304,752
Restructuring reserve                            65,000        85,000
Other Liabilities                                31,395        37,191

Common Stock - $1.00 par value,
  authorized 80,000,000 shares;
  outstanding 34,000,294 and 34,049,475
  shares (net of treasury stock)                344,590       344,589
Retained Earnings                               471,782       491,464

                                             $2,034,059    $2,024,449

The accompanying notes are an integral part of these financial statements.
                                                                      2


                 GRUMMAN CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                   (In Thousands)
                                           Three Months Ended March 31,
                                                1994            1993
Cash flows from operating activities

 Net Income (loss)                             $ (9,362)     $ 27,520

 Items affecting cash from operations:
     Depreciation and amortization               16,472        19,298
     Merger costs                                60,000             -

  Changes in assets and liabilities:
   Decrease/(increase) in:
     Accounts receivable                        (38,529)      (51,741)
     Marketable securities                       (9,785)            -
     Inventories                                (18,194)       35,161
     Prepaid expenses                           (13,230)      (16,572)
   Increase/(decrease) in:
     Accounts payable, wages and employee
       benefits                                  16,305        28,033
     Income taxes payable                        (5,998)       14,229
     Other current liabilities                    3,127       (21,194)
     Other                                      (40,589)        3,988


 Net cash provided/(required) by
   operating activities                         (39,783)       38,722

Cash flows from investing activities
 Capital expenditures                            (8,243)       (9,880)
 Proceeds from sale of capital assets             1,738           731
 Increase in investments                              -             4

 Net cash used in investing activities           (6,505)       (9,145)

Cash flows from financing activities
 Repayment of long-term debt                     (1,868)      (76,785)
 Dividends paid                                 (10,186)       (8,410)
 Other stock transactions                          (809)        7,263


 Net cash required by financing activities      (12,863)      (77,932)

Decrease in cash and cash equivalents           (59,151)      (48,355)

Cash and cash equivalents - January 1,          346,090       299,077

Cash and cash equivalents - March 31,          $286,939      $250,722

The accompanying notes are an integral part of these financial statements.

                 GRUMMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the three months ended March 31, 1994 and 1993. Such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report to shareholders for the year ended December 31, 1993.


2.  Property, Plant and Equipment (at cost) is summarized as follows:

                                                  (In thousands)
                                             March  31,    December 31,
                                                1994           1993
Land                                         $   11,954    $   11,954
Buildings                                       316,157       316,029
Machinery and equipment                         969,633       967,773
Leasehold improvements                           52,400        51,437
Construction in progress                         13,392        12,897
                                              1,363,536     1,360,090
  Less accumulated depreciation
    and amortization                            999,357       987,367
                                             $  364,179    $  372,723


3.  Inventories are summarized as follows:

Work in process                              $1,108,525    $1,081,923
Raw materials, purchased parts
  and supplies                                   83,061        82,158
                                              1,191,586     1,164,081
Less progress payments                          673,956       664,645
                                             $  517,630    $  499,436


4.  Cash flow supplemental information:         (In Thousands)
                                           Three Months Ended March 31,
                                                1994         1993
Cash paid/(refunded) during the three
 months ended March 31, for:
  Interest (net of amount capitalized)        $  11,988    $   22,217
  Federal income taxes                        $  (1,337)   $      500

5. Calculation of earnings per share:

                                              (In Thousands Except Per
                                                   Share Amounts)
                                                 Three Months Ended
                                                       March 31,
                                                  1994          1993

Net income from continuing operations           $(9,362)      $34,220

Less preferred stock dividends
                                                      -             -
Net income from continuing operations
  for computation of earnings per share          (9,362)       34,220

Income (loss) from discontinued operations            -        (6,700)

Net income (loss) for computation of
  earnings per share                            $(9,362)      $27,520

Average shares outstanding, including
  common share equivalents                       34,309        34,043

Primary earnings (loss) per share:
  Continuing operations                           $(.27)        $1.00
  Discontinued operations                             -          (.19)

                                                  $(.27)        $ .81

Fully diluted earnings (loss) per share:
  Continuing operations                           $(.27)        $ .98
  Discontinued operations                             -          (.19)

                                                  $(.27)        $ .79


6.  Commitments and Contingencies:

      See Item 6(b) - Reports on Form 8-K which summarizes a Form 8-K filed by the Registrant May 2, 1994, Items 1 and 5 of which are incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    On April 3, 1994, the Company entered into an agreement and plan of merger among Northrop Corporation and the Company. Pursuant to the merger agreement, Northrop commenced a tender offer for the purchase of all outstanding shares of Common Stock of the Company, par value $1.00 per share, at a purchase price of $62 per share net cash to the seller. The offer expired at 12:00 midnight, New York City time, on April 15, 1994.

    On April 18, 1994, Northrop announced that 32,766,109 shares representing approximately 93.4% of all outstanding shares of common stock of the Company, had been tendered pursuant to the offer and accepted for purchase. The purchase of such shares resulted in Northrop acquiring control of the Company as of April 18, 1994.

    As a result of the Northrop/Grumman merger, the implementation of the restructure plan, disclosed as of December 31, 1993, has been temporarily delayed. However, it is likely the bulk of the plan will be implemented during the last six months of 1994.

    Merger related costs of $60 million, charged to earnings through March 31 principally include compensation charges resulting from the acceleration of benefits under the long term incentive plans and the increase in the price of the Company stock.





                          Financial Condition

    During the first quarter of 1994, common shareholders' equity decreased by $19.7 million to $24.01 per common share from $24.55 at December 31, 1993. At March 31, 1994, the ratio of debt to capital (debt plus shareholders' equity) was unchanged from 23 percent at December 31, 1993.

    For the three months ended March 31, 1994, working capital decreased $40.0 million from December 31, 1993. The decrease was due principally to the accrual of merger related costs, offset in part by an increase in accounts receivable and inventories. The Company had available an aggregate of $300 million under its credit agreement and short-term credit lines, none of which had been borrowed. This agreement was terminated on April 15, 1994.

                         Results of Operations

   A summary of the results of operations and comments thereon pertaining to the Company's business segments for the three month periods ended March 31, 1994 and 1993 follows:

                                                       (In Millions)
                                                       First Quarter
                                                    1994          1993
SALES

Aerospace                                          $339.1        $548.5
Electronics Systems                                 159.4         167.5
Information and Other Services                      141.9         150.6
Special Purpose Vehicles                             97.9          94.4
Corporate Items and Eliminations                    (94.1)        (89.2)
                                                   $644.2        $871.8


OPERATING PROFIT (LOSS) FROM
CONTINUING OPERATIONS

Aerospace                                          $ 28.0        $ 38.9
Electronics Systems                                   8.3           3.9
Information and Other Services                        7.8           7.3
Special Purpose Vehicles                              7.8           7.6
Corporate Items and Eliminations                    (59.3)*         4.7
                                                   $ (7.4)*      $ 62.4


*Includes $60 million of merger related costs.


    Consolidated sales for the quarter ended March 31, 1994 of $644.2 million decreased $227.6 million (26%) from the comparable 1993 quarter. Operating profits from continuing operations, before interest, taxes and merger related costs decreased $9.8 million to $52.6 million from $62.4 million for the quarter. First quarter 1994 results include $60 million pretax of merger related costs. Exclusive of these costs, operating margins for the quarter improved to 8.2 percent from 7.2 percent one year ago while net income from continuing operations decreased $4.6 million to $29.6 million from $34.2 million in the 1993 quarter as a result of the decreased sales volume. Merger related costs in 1994 of $39 million after tax resulted in a net loss of $9.4 million for the quarter. A $6.7 million loss from discontinued operations recorded in the first quarter of 1993, brought net income for the 1993 quarter to $27.5 million.

    Aerospace segment sales totaled $339.1 million for the first quarter of 1994, a decrease of $209.4 million (38%) from the 1993 total. Operating income decreased $10.9 million to $28.0 million from $38.9 million a year ago. However, operating margins for the 1994 quarter improved to 8.3 percent from 7.1 percent in 1993. The reduction in sales and profits were attributable to lower F-14 remanufacturing and A-6 modification sales, a decrease in E-2C Foreign aircraft deliveries from one to none and fewer deliveries of aerostructures components.

    Electronics Systems segment sales totaled $159.4 million in the first quarter, a decrease of $8.1 million (5%) from the 1993 total, due principally to lower simulation/trainers revenues, offset by improved sales on the Joint STARS program. Operating profits more than doubled from $3.9 million to $8.3 million in the quarter primarily due to Joint STARS program profits.

    First quarter 1994 Information and Other Services segment sales of $141.9 million decreased $8.7 million from $150.6 million in 1993. Operating profits of $7.8 million increased $500,000 from $7.3 million in 1993. The sales decline was related to the Space Station Program Support contract which NASA scaled back and downsized significantly in December 1993, and ultimately awarded this management job to Boeing.

    Special Purpose Vehicles segment sales totaled $97.9 million in the 1994 first quarter, an increase of $3.5 million (4%) from $94.4 million in the year-ago quarter. The increase was due to increased revenues in Postal Truck Vehicles and higher unit deliveries of aluminum trucks. Operating profits for the first quarter were $7.8 million compared to $7.6 million in the 1993 quarter. The increase reflects improved profits on the Postal Truck Vehicles program.

                       PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Note 5 of Notes to Consolidated Financial
                Statements on Page 5 for computation of earnings per share.

(b)  Reports on Form 8-K:

     The Registrant filed a report on Form 8-K dated May 2, 1994 covering Item 1, Changes in Control of Registrant, of Form 8-K, relating to the Registrant entering into an Agreement and Plan of Merger among Northrop Corporation and the Registrant, pursuant to a tender offer for the purchase of all outstanding shares of Common Stock of the Registrant.

     This Form 8-K also covered Item 5, Other Events, which described the current status of the five putative class actions filed against the Registrant and others dealing with various allegations related to recent merger/tender offer activities. Also disclosed was a new, sixth case similar in nature to the others as well as three more additional complaints where the registrant has yet to receive the summons and complaint.

                              SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                         GRUMMAN CORPORATION
                                            (Registrant)








Date   May 13, 1994                By         /s/ N. P. Busi
                                                N. P. Busi

                                   Vice President and Controller
                                   Principal Accounting Officer